Form 10-Q
period 2026-06-30
Evolution Global Acquisition Corp
filed 2026-08-12
CIK 2077954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 24,000,000 Class A Ordinary Shares, $0.0001 par value and 8,000,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

EVOLUTION GLOBAL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the three and six months ended June 30, 2026 and for the period from June 26, 2025 (Inception) Through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2026 and for the period from June 26, 2025 (Inception) Through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2026 and for the period from June 26, 2025 (Inception) Through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EVOLUTION GLOBAL ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$842,432	$1,120,561
Due from Sponsor	—	803
Prepaid expenses	119,140	84,495
Total current assets	961,572	1,205,859
Long-term prepaid insurance	26,550	61,951
Investments held in Trust Account	245,481,456	241,206,744
Total Assets	$246,469,578	$242,474,554

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$155,873	$68,262
Due to Sponsor	43,797	—
Accrued offering costs	75,000	98,424
Total current liabilities	274,670	166,686
Deferred underwriting fee	9,600,000	9,600,000
Total Liabilities	9,874,670	9,766,686

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,000,000 shares at redemption value of $10.23 and $10.05 per share as of June 30, 2026 and December 31, 2025, respectively	245,481,456	241,206,744

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 24,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	800	800
Additional paid-in capital	—	—
Accumulated deficit	(8,887,348)	(8,499,676)
Total Shareholders’ Deficit	(8,886,548)	(8,498,876)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$246,469,578	$242,474,554

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVOLUTION GLOBAL ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the period from June 26, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$218,601	$387,672	$20,818
Loss from operations	(218,601)	(387,672)	(20,818)

Other income
Interest earned on investments held in Trust Account	2,153,796	4,274,712	—
Total other income	2,153,796	4,274,712	—

Net income (loss)	$1,935,195	$3,887,040	$(20,818)
Basic and diluted weighted average Class A Ordinary Shares outstanding	24,000,000	24,000,000	—
Basic and diluted net income per share Class A Ordinary Shares	$0.06	$0.12	$—
Basic and diluted weighted average Class B Ordinary Shares outstanding	8,000,000	8,000,000	7,000,000
Basic and diluted net income (loss) per Class B Ordinary Shares	$0.06	$0.12	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVOLUTION GLOBAL ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	8,000,000	$800	$—	$(8,499,676)	$(8,498,876)
Accretion for Class A ordinary shares to subject to redemption	—	—	—	—	—	(2,120,916)	(2,120,916)
Net income	—	—	—	—	—	1,951,845	1,951,845
Balance – March 31, 2026	—	$—	8,000,000	$800	$—	$(8,668,747)	$(8,667,947)
Accretion for Class A ordinary shares to subject to redemption	—	—	—	—	—	(2,153,796)	(2,153,796)
Net income	—	—	—	—	—	1,935,195	1,935,195
Balance – June 30, 2026	—	$—	8,000,000	$800	$—	$(8,887,348)	$(8,886,548)

FOR THE PERIOD FROM JUNE 26, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 26, 2025	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	8,000,000	800	24,200	—	25,000
Net loss	—	—	—	—	—	(20,818)	(20,818)
Balance – June 30, 2025	—	$—	8,000,000	$800	$24,200	$(20,818)	$4,182

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6).

(2)	On August 20, 2025, due to a recapitalization, the Company issued an additional 916,667 Class B ordinary shares to the Sponsor. All share and per share data has been retroactively restated.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVOLUTION GLOBAL ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from June 26, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$3,887,040	$(20,818)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating expenses by Sponsor in exchange for issuance of Class B ordinary shares	—	8,388
Payment of operating expenses through promissory note – related party	—	12,430
Income earned on investments held in Trust Account	(4,274,712)	—
Changes in operating assets and liabilities:
Prepaid expenses	(34,645)	—
Long-term prepaid insurance	35,401	—
Due to/from Sponsor	44,600	—
Accounts payable and accrued expenses	87,611	—
Net cash used in operating activities	(254,705)	—

Cash Flows from Financing Activities:
Payment of offering costs	(23,424)	—
Net cash used in financing activities	(23,424)	—

Net Change in Cash	(278,129)	—
Cash and cash equivalents – Beginning of period	1,120,561	—
Cash and cash equivalents – End of period	$842,432	$—

Supplemental disclosure of non-cash investing and financing activities:

Deferred offering costs included in accrued offering costs	$—	$34,814
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$16,612

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period June 26, 2025 (inception) through June 30, 2026 related to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and, after our Initial Public Offering, identifying a potential target company for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934), as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

The Company has 24 months from the closing of the Initial Public Offering to complete a Business Combination (“Completion Window”). However, if the Company anticipates that it may not be able to consummate a Business Combination within such period, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination and the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to us for permitted withdrawals, divided by the number of then issued and outstanding public shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. The Underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

Resignation of Officer and Director

On May 5, 2026, Ashley Zumwalt-Forbes resigned from her role as Chief Operating Officer and Director of the Company, effective immediately.

Appointment of Director

On May 6, 2026, the Company appointed Michael Bloom as an independent director to its board of directors, effective immediately. Mr. Bloom serves on each of the Audit Committee, Compensation Committee, the Nominating and Corporate Governance Committee.

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $842,432 of cash and cash equivalents and working capital surplus of $686,902.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into private placement warrants upon consummation of the Business Combination at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $842,432 and $1,120,561 of cash equivalents as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash as of either June 30, 2026 or December 31, 2025.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $245,481,456 and $241,206,744, were held in marketable securities invested in U.S. Treasury funds, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Net Income (Loss) per Ordinary Share

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

The calculation of diluted income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and six months ended June 30, 2026 and for the period from June 26, 2025 (inception) through June 30, 2025, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 18,800,000 Class A Ordinary Shares in the aggregate. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from June 26, 2025 (Inception) Through June 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,451,396	$483,799	$2,915,280	$971,760	$—	$(20,818)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	24,000,000	8,000,000	24,000,000	8,000,000	—	7,000,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.12	$0.12	$—	$(0.00)

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

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$240,000,000
Less:
Proceeds allocated to Public Warrants	(3,840,000)
Public Shares issuance costs	(14,765,945)
Plus:
Remeasurement of carrying value to redemption value	19,812,689
Class A ordinary shares subject to possible redemption, December 31, 2025	241,206,744
Plus:
Remeasurement of carrying value to redemption value	2,120,916
Class A ordinary shares subject to possible redemption, March 31, 2026	243,327,660
Plus:
Remeasurement of carrying value to redemption value	2,153,796
Class A ordinary shares subject to possible redemption, June 30, 2026	$245,481,456

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

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$842,432	$1,120,561
Investments held in Trust Account	$245,481,456	$241,206,744

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 26, 2025 (inception) Through June 30, 2025
General and administrative costs	$218,601	$387,672	$20,818
Interest earned on investments held in Trust Account	$2,153,796	$4,274,712	$—

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On June 26, 2025, the Sponsor was issued 5,750,000 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. On August 20, 2025, the Company issued an additional 916,667 Class B ordinary shares to the Sponsor in a share capitalization, and on November 10, 2025, the Company issued an additional 1,333,333 Class B ordinary shares in a further share capitalization, resulting in 8,000,000 Founder Shares outstanding. All share and per-share amounts have been retroactively restated. The Founder Shares included up to 1,000,000 shares subject to forfeiture if the underwriters’ over-allotment option was not exercised in full. On November 12, 2025, the underwriters exercised the over-allotment option in full and the 1,000,000 shares were no longer subject to forfeiture.

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Due to/from Sponsor

As of June 30, 2026 the Company had an amount of $43,797 due to the Sponsor consisting of travel expenses incurred on behalf of the Company. As of December 31, 2025, the Company had $803 due from the Sponsor, which represents an amount paid in excess of the outstanding Promissory Note balance at the closing of the Initial Public Offering.

Management Consulting Agreement

On November 10, 2025, the Company engaged Evolution Capital Pty Ltd, the managing member of the Sponsor, of which the Company’s Chief Executive Officer and Chairman of the Board, Stephen Silver, is the managing member, to act as a management consulting and corporate advisor in the preparation of corporate strategies, management support and business plans for the Company. Pursuant to the agreement, the Company paid an advisory fee of $480,000 to Evolution Capital Pty Ltd upon the closing of the Initial Public Offering, for such management consulting and corporate advisory services. As of June 30, 2026 and December 31, 2025, no amounts were incurred under this agreement.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of June 30, 2026 and December 31, 2025.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in financial markets or economic conditions, inflation, fluctuations in interest rates, tariffs and other trade restrictions, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, including military conflicts and tensions in Europe, the Middle East and other regions. Such conditions may adversely affect global capital markets, financing availability, target valuations, cross-border transactions and the operations of prospective target businesses. The Company cannot predict the likelihood, duration or magnitude of such events or the extent to which they may negatively impact the Company’s ability to identify or complete an initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of this offering, (ii) private placement warrants which were issued in a private placement simultaneously with the closing of this offering and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on November 10, 2025. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, they will not, without the prior written consent of the representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representative in its discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and private placement warrants pursuant to the letter agreement described herein.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 24,000,000 shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 8,000,000 Class B ordinary shares issued and outstanding. Up to 1,000,000 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

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

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Warrants — As of June 30, 2026 and December 31, 2025, there were 18,800,000 Warrants outstanding, including 12,000,000 Public Warrants and 6,800,000 Private Placement Warrants. Each whole Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummated the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$245,481,456	$241,206,744

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

Overview

We are a blank check company incorporated in the Cayman Islands on June 26, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

 We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 26, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a potential target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,935,195, which consisted of interest earned on investments held in Trust Account of $2,153,796, partially offset by operating costs of $218,601.

For the six months ended June 30, 2026, we had net income of $3,887,040, which consisted of interest earned on investments held in Trust Account of $4,274,712, partially offset by operating costs of $387,672.

For the period from June 26, 2025 (inception) through June 30, 2025, we had net loss of $20,818 which consisted of formation and operational costs.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $240,000,000 was placed in the Trust Account. We incurred transaction costs of $15,036,813, consisting of $4,320,000 of cash underwriting fee (net of $480,000 underwriters’ reimbursement), $9,600,000 of deferred underwriting fee, and $1,116,813 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $254,705. Net income of $3,887,040 was affected by interest earned on investments held in the Trust Account of $4,274,712. Changes in operating assets and liabilities provided $132,967 of cash for operating activities.

For the period from June 26, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $20,818 was affected by payment of operating expenses through promissory note – related party of $12,430 and payment of operating expenses by Sponsor in exchange for issuance of Class B ordinary shares of $8,388.

As of June 30, 2026, we had investments held in the Trust Account of $245,481,456 (including $5,481,456 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash and cash equivalents of $842,432. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

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

Warrant Instruments

We accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income (loss) per Ordinary Share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVOLUTION GLOBAL ACQUISITION CORP

Date: August 12, 2026	By:	/s/ Stephen Silver
	Name:	Stephen Silver
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Arthur Chen
	Name:	Arthur Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

