Form 10-Q
period 2026-09-30
Evolution Global Acquisition Corp
filed 2026-11-12
CIK 2077954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 24,000,000 Class A Ordinary Shares, $0.0001 par value and 8,000,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

EVOLUTION GLOBAL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the three months ended September 30, 2025 and 2026, for the nine months ended September 30, 2026 and for the period from June 26, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2025 and 2026 for the nine months ended September 30, 2026 and for the period from June 26, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from June 26, 2025 (Inception) Through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EVOLUTION GLOBAL ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$767,533	$1,120,561
Due from Sponsor	—	803
Prepaid expenses	92,718	84,495
Total current assets	860,251	1,205,859
Long-term prepaid insurance	8,850	61,951
Investments held in Trust Account	247,724,514	241,206,744
Total Assets	$248,593,615	$242,474,554

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$381,788	$68,262
Due to Sponsor	43,797	—
Accrued offering costs	75,000	98,424
Total current liabilities	500,585	166,686
Deferred underwriting fee	9,600,000	9,600,000
Total Liabilities	10,100,585	9,766,686

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,000,000 shares at redemption value of $10.32 and $10.05 per share as of September 30, 2026 and December 31, 2025, respectively	247,724,514	241,206,744

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 24,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	800	800
Additional paid-in capital	—	—
Accumulated deficit	(9,232,284)	(8,499,676)
Total Shareholders’ Deficit	(9,231,484)	(8,498,876)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$248,593,615	$242,474,554

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVOLUTION GLOBAL ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,	For the period from June 26, 2025 (Inception) Through September 30
	2026	2025	2026	2025
General and administrative costs	$344,936	$72,700	$732,608	$93,518
Loss from operations	(344,936)	(72,700)	(732,608)	(93,518)

Other income:
Interest earned on investments held in Trust Account	2,243,058	—	6,517,770	—
Total other income, net	2,243,058	—	6,517,770	—

Net income (loss)	$1,898,122	$(72,700)	$5,785,162	$(93,518)

Basic and diluted weighted average Class A Ordinary Shares outstanding	24,000,000	—	24,000,000	—
Basic and diluted net income per share Class A Ordinary Shares	$0.06	$—	$0.18	$—
Basic and diluted weighted average Class B Ordinary Shares outstanding	8,000,000	7,000,000	8,000,000	7,000,000
Basic and diluted net income (loss) per Class B Ordinary Shares	$0.06	$(0.01)	$0.18	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVOLUTION GLOBAL ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	8,000,000	$800	$—	$(8,499,676)	$(8,498,876)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,120,916)	(2,120,916)
Net income	—	—	—	—	—	1,951,845	1,951,845
Balance – March 31, 2026	—	—	8,000,000	800	$—	(8,668,747)	(8,667,947)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,153,796)	(2,153,796)
Net income	—	—	—	—	—	1,935,195	1,935,195
Balance – June 30, 2026	—	—	8,000,000	800	$—	(8,887,348)	(8,886,548)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,243,058)	(2,243,058)
Net income	—	—	—	—	—	1,898,122	1,898,122
Balance – September 30, 2026	—	$—	8,000,000	$800	$—	$(9,232,284)	$(9,231,484)

FOR THE PERIOD FROM JUNE 26, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 26, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	8,000,000	800	24,200	—	25,000

Net loss	—	—	—	—	—	(20,818)	(20,818)

Balance – June 30, 2025	—	—	8,000,000	800	24,200	(20,818)	4,182
Net loss	—	—	—	—	—	(72,700)	(72,700)

Balance – September 30, 2025	—	$—	8,000,000	800	$24,200	$(93,518)	$(68,518)

(1)	On June 26, 2025, the Sponsor was issued 5,750,000 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. On August 20, 2025, the Company issued an additional 916,667 Class B ordinary shares to the Sponsor in a share capitalization, and on November 10, 2025, the Company issued an additional 1,333,333 Class B ordinary shares in a further share capitalization, resulting in 8,000,000 Founder Shares outstanding, including up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. All share and per share amounts have been retroactively restated (Note 6).
(2)	Includes up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 12, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVOLUTION GLOBAL ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from June 26, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$5,785,162	$(93,518)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating expenses by Sponsor in exchange for issuance of Class B ordinary shares	—	8,388
Payment of operating expenses through promissory note – related party	—	85,130
Income earned on investments held in Trust Account	(6,517,770)	—
Changes in operating assets and liabilities:
Prepaid expenses	(8,223)	—
Long-term prepaid insurance	53,101	—
Due to/from Sponsor	44,600	—
Accounts payable and accrued expenses	313,526	—
Net cash used in operating activities	(329,604)	—

Cash Flows from Financing Activities:
Payment of offering costs	(23,424)	—
Net cash used in financing activities	(23,424)	—

Net Change in Cash and cash equivalents	(353,028)	—
Cash and cash equivalents – Beginning of period	1,120,561	—
Cash and cash equivalents – End of period	$767,533	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$92,289
Deferred offering costs paid through promissory note – related party	$—	$155,977
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$8,286
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$8,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period June 26, 2025 (inception) through September 30, 2026 related to the Company’s formation, the initial public offering (the “Initial Public Offering”), described below, and, after our Initial Public Offering, identifying a potential target company for a business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2026

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

The Company has 24 months from the closing of the Initial Public Offering to complete a Business Combination (“Completion Window”). However, if the Company anticipates that it may not be able to consummate a Business Combination within such period, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination and the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial Business Combination. Based on the November 12, 2025 closing date of the Initial Public Offering, the Completion Window expires on November 12, 2027, unless extended in accordance with the Company’s Amended and Restated Memorandum and Articles of Association. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon and not previously released to the Company for permitted withdrawals, divided by the number of then issued and outstanding public shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. The Underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Going Concern

As of September 30, 2026, the Company had $767,533 of cash and cash equivalents and working capital surplus of $359,666.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into private placement warrants upon consummation of the Business Combination at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has evaluated the Company’s financial condition and liquidity requirements for one year following November 12, 2026, the date these unaudited condensed financial statements are issued. Although current cash flow projections indicate that the Company has sufficient funds to meet its anticipated operating and working capital requirements during this period, projected remaining cash resources are expected to be nominal. Accordingly, the Company has limited liquidity to absorb unanticipated expenditures or additional costs associated with pursuing a Business Combination and may require additional financing.

However, pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, the Company has until November 12, 2027 to consummate an initial Business Combination, unless such period is extended with shareholder approval in accordance with the Company’s governing documents. If the Company does not complete a Business Combination within the required period and no extension is obtained, the Company will be required to cease operations except for the purpose of winding up, redeem the outstanding Public Shares, and subsequently liquidate and dissolve.

The Company’s limited liquidity, together with the mandatory liquidation date of November 12, 2027 falling within one year after the date these unaudited condensed financial statements are issued, raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to pursue the completion of a Business Combination before the mandatory liquidation date and may seek shareholder approval for an extension of the Completion Window, if necessary. However, there can be no assurance that the Company will successfully consummate a Business Combination or obtain the required shareholder approval for an extension.

Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued. The accompanying unaudited condensed financial statements have been prepared on a going concern basis and do not include any adjustments to the carrying amounts or classification of assets and liabilities that might be necessary if the Company is required to liquidate.

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

SEPTEMBER 30, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $767,533 and $1,120,561 in cash equivalents as of September 30, 2026 and December 31, 2025, respectively. The Company had no cash as of either September 30, 2026 and December 31, 2025.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $247,724,514 and $241,206,744, were held in marketable securities invested in U.S. Treasury funds, respectively.

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

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) is allocated pro rata between the two classes of shares. Net income per Ordinary Share is computed by dividing net income allocated to each class by the weighted average number of Ordinary Shares outstanding for the period. Remeasurement associated with the redeemable Ordinary Shares is excluded from income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and nine months ended September 30, 2026 was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 18,800,000 Class A Ordinary Shares in the aggregate. No Warrants were outstanding during the three months ended September 30, 2025 or the period from June 26, 2025 (inception) through September 30, 2025, as the Warrants were issued on November 12, 2025 in connection with the Initial Public Offering and the Private Placement. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from June 26, 2025 (Inception) Through September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,423,591	$474,531	$—	$(72,700)	$4,338,871	$1,446,291	$—	$(93,518)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	24,000,000	8,000,000	—	7,000,000	24,000,000	8,000,000	—	7,000,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)	$0.18	$0.18	$—	$(0.01)

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. In making this determination, the Company assessed whether the warrants are freestanding financial instruments, whether they meet the definition of a liability under ASC 480, and whether they meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own ordinary shares under ASC 815-40-15 and whether they meet the additional conditions for equity classification under ASC 815-40-25, including that the warrants do not contain any provision that could require net cash settlement in circumstances outside of the Company’s control. Based on this assessment, the Company concluded that the Public Warrants and Private Placement Warrants are indexed to the Company’s own ordinary shares and meet all of the conditions for equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$240,000,000
Less:
Proceeds allocated to Public Warrants	(3,840,000)
Public Shares issuance costs	(14,765,945)
Plus:
Remeasurement of carrying value to redemption value	19,812,689
Class A ordinary shares subject to possible redemption, December 31, 2025	241,206,744
Plus:
Remeasurement of carrying value to redemption value	2,120,916
Class A ordinary shares subject to possible redemption, March 31, 2026	243,327,660
Plus:
Remeasurement of carrying value to redemption value	2,153,796
Class A ordinary shares subject to possible redemption, June 30, 2026	245,481,456
Plus:
Remeasurement of carrying value to redemption value	2,243,058
Class A ordinary shares subject to possible redemption, September 30, 2026	$247,724,514

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$767,533	$1,120,561
Investments held in Trust Account	$247,724,514	$241,206,744

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,	For the Period from June 26, 2025 (inception) Through September 30,
	2026	2025	2026	2025
General and administrative costs	$344,936	$72,700	$732,608	$93,518
Interest earned on investments held in Trust Account	$2,243,058	$—	$6,517,770	$—

The CODM reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (3) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (4) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (including any proposals recommended by the Company’s board of directors in connection with such Business Combination) (except with respect to any public shares which may not be voted in favor of approving the Business Combination transaction with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto), (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated memorandum and articles of association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares issued and outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the Underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the Sponsor and the Underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Due to/from Sponsor

As of September 30, 2026 the Company had an amount of $43,797 due to the Sponsor consisting of travel expenses incurred on behalf of the Company. As of December 31, 2025, the Company had $803 due from the Sponsor, which represents an amount paid in excess of the outstanding Promissory Note balance at the closing of the Initial Public Offering.

Management Consulting Agreement

On November 10, 2025, the Company engaged Evolution Capital Pty Ltd, the managing member of the Sponsor, of which the Company’s Chief Executive Officer and Chairman of the Board, Stephen Silver, is the managing member, to act as a management consultant and corporate advisor in the preparation of corporate strategies, management support and business plans for the Company. Pursuant to the agreement, the Company paid an advisory fee of $480,000 to Evolution Capital Pty Ltd upon the closing of the Initial Public Offering, for such management consultant and corporate advisory services. As of September 30, 2026 and December 31, 2025, no additional amounts had been incurred or were payable under this agreement.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026 and December 31, 2025.

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) private placement warrants which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on November 10, 2025. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4,800,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The underwriters paid the Company an aggregate amount of $480,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. In addition, the Underwriters were entitled to a deferred fee of $0.40 per Unit, or $9,600,000 in the aggregate. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 24,000,000 shares subject to possible redemption.

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 8,000,000 Class B ordinary shares issued and outstanding. Up to 1,000,000 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 12, 2025, the underwriters exercised the over-allotment option in full; as such, the 1,000,000 Class B ordinary shares are no longer subject to forfeiture.

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 18,800,000 Warrants outstanding, including 12,000,000 Public Warrants and 6,800,000 Private Placement Warrants. Each whole Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

EVOLUTION GLOBAL ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$247,724,514	$241,206,744

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 26, 2025 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a potential target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,898,122, which consisted of interest earned on investments held in Trust Account of $2,243,058, partially offset by operating costs of $344,936.

For the nine months ended September 30, 2026, we had net income of $5,785,162, which consisted of interest earned on investments held in Trust Account of $6,517,770, partially offset by operating costs of $732,608.

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

For the nine months ended September 30, 2026, cash used in operating activities was $329,604. Net income of $5,785,162 was affected by interest earned on investments held in the Trust Account of $6,517,770. Changes in operating assets and liabilities provided $403,004 of cash for operating activities.

For the period from June 26, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $93,518 was affected by payment of operating expenses through promissory note – related party of $85,130 and payment of operating expenses by Sponsor in exchange for issuance of Class B ordinary shares of $8,388.

As of September 30, 2026, we had investments held in the Trust Account of $247,724,514 (including $7,724,514 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash and cash equivalents of $767,533. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern Considerations

As of September 30, 2026, we had cash and cash equivalents of $767,533 and a working capital surplus of $359,666. Although our current cash flow projections indicate sufficient funds to meet anticipated operating and working capital requirements for one year following the issuance of our unaudited condensed financial statements, our projected remaining cash balance is expected to be nominal, limiting our ability to absorb unexpected expenditures or additional transaction-related costs.

Notwithstanding our anticipated liquidity position, we have until November 12, 2027 to complete an initial Business Combination, unless an extension is approved by our shareholders in accordance with our governing documents. If we do not complete a Business Combination within the required period and no extension is obtained, we will be required to cease operations except for the purpose of winding up, redeem our outstanding Public Shares, and subsequently liquidate and dissolve.

Our limited liquidity, together with the mandatory liquidation date of November 12, 2027 falling within one year after November 12, 2026, the date our unaudited condensed financial statements are issued, raises substantial doubt about our ability to continue as a going concern.

We intend to continue pursuing an initial Business Combination before the mandatory liquidation date and may seek shareholder approval to extend the period available to complete a Business Combination, if necessary. However, there can be no assurance that we will be able to complete a Business Combination or obtain such an extension. Our unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026.

Contractual Obligations

Underwriting Agreement

The underwriters were entitled to a deferred fee of $0.40 per Unit, or $9,600,000 in the aggregate. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates and Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed. We have identified the following critical accounting policies:

Warrant Instruments

We accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”, whereby under that provision, the warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned value. In making this determination, we assessed whether the warrants are freestanding financial instruments, whether they meet the definition of a liability under ASC 480, and whether they meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to our own ordinary shares under ASC 815-40-15 and whether they meet the additional conditions for equity classification under ASC 815-40-25, including that the warrants do not contain any provision that could require net cash settlement in circumstances outside of our control. Based on this assessment, we concluded that the Public Warrants and Private Placement Warrants are indexed to our own ordinary shares and meet all of the conditions for equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Remeasurement associated with the redeemable Ordinary Shares is excluded from income (loss) per Ordinary Share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVOLUTION GLOBAL ACQUISITION CORP

Date: November 12, 2026	By:	/s/ Stephen Silver
	Name:	Stephen Silver
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Arthur Chen
	Name:	Arthur Chen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)